Form 10-K/A
period 2003-12-31
BANK OF AMERICA MORT SEC INC MORT PASS THR CERT SER 2002-1
filed 2004-04-08
CIK 1168439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2003

    OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    Commission File Number:  333-74544-06

      BANK OF AMERICA MORTGAGE SECURITIES, INC.
      MORTGAGE PASS-THROUGH CERTIFICATES
      Series 2002-1

     (Exact name of registrant as specified in its charter)


 New York                                          04-3617193
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

 c/o Bank of America, N.A., as Servicer
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


                                Explanatory Note

This Annual Report on Form 10-K/A (the "Amended 10-K") is filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K (the "Prior 10-K") for the year ended December 31, 2003. The Prior 10-K was filed on March 30, 2003. The Prior 10-K, however, was prepared for another registrant and was inadvertently filed under the Registrant's CIK. Subsequent attempts to file the correct Form 10-K were rejected by the Commission's EDGAR system as duplicate filings.

                                     PART I

Item 1.  Business.

          Omitted.

Item 2.  Properties.

          Not applicable.

Item 3.  Legal Proceedings.

          The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

          None.

                                     PART II

Item 5.  Market for registrant's Common Equity and Related Stockholder
         Matters.

          Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:

           Class 1-A3                        1
           Class 1-A4                        1
           Class 1-A-PO                      1
           Class 1-A-R                       1
           Class 1-B1                        1
           Class 1-B2                        1
           Class 1-B3                        1
           Class 1-B4                        1
           Class 1-B5                        1
           Class 1-B6                        1
           Class 2-A1                        1
           Class 2-B1                        1
           Class 2-B2                        1
           Class 2-B3                        1
           Class 2-B4                        1
           Class 2-B5                        1
           Class 2-B6                        1
           Class 3-A1                        1
           Class 3-B1                        1
           Class 3-B2                        1
           Class 3-B3                        1
           Class 3-B4                        1
           Class 3-B5                        1
           Class 3-B6                        1

           Total:                           24

Item 6.  Selected Financial Data.

          Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

          Omitted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

          Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         Omitted.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 9A. Controls and Procedures.

          Not applicable.

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

(c)

4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on April 11, 2002).

31.1 Rule 13a-14(a)/15d-14(a) Certification.

99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2003.

99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2003.

(d) Not Applicable

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


  BANK OF AMERICA MORTGAGE SECURITIES, INC.
  MORTGAGE PASS-THROUGH CERTIFICATES
  Series 2002-1
  (Registrant)


Signed:  Bank of America, N.A., as Servicer

By:   Judy V. Lowman, Officer

By: /s/  Judy V. Lowman, Officer

Dated: March 31, 2004

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

                                  Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on April 11, 2002).

31.1 Rule 13a-14(a)/15d-14(a) Certification.

99.1 Annual Independent Public Accountant's Servicing Report concerning servicing activities for the year ended December 31, 2003.

99.2 Annual Statement as to Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2003.